Form 10-K
period 2015-12-31
SLM Student Loan Trust 2013-6
filed 2016-03-30
CIK 1589224

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2015

or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File Number of issuing entity: 333-166301-16

Central Index Key of issuing entity: 0001589224

SLM STUDENT LOAN TRUST 2013-6

(Exact name of issuing entity as specified in its charter)

Commission File Number of depositor: 333-166301

Central Index Key of depositor: 0000949114

NAVIENT FUNDING, LLC

(Exact name of depositor as specified in its charter)

Central Index Key of sponsor: 0001601725

NAVIENT SOLUTIONS, INC.

(Exact name of sponsor as specified in its charter)

DELAWARE	04-3480392 04-3480392 54-1843973
(State or other Jurisdiction of Incorporation)	(I.R.S. Employer Identification Nos.)

c/o Deutsche Bank Trust Company Americas

60 Wall Street, 27th Floor

Mailstop NYC 60-2720

New York, New York 10005

(Address of principal executive offices of issuing entity)

(703) 984-5858

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

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

Items 1115(b) of Regulation AB. Credit Derivatives Instruments

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

On June 18, 2014, a group of investors, including funds managed by Blackrock Advisors, LLC, PIMCO-Advisors, L.P., and others, filed a derivative action against Deutsche Bank Trust Company Americas (“DBTCA”) and Deutsche Bank National Trust Company (“DBNTC”) in New York State Supreme Court purportedly on behalf of and for the benefit of 544 private-label RMBS trusts asserting claims for alleged violations of the U.S. Trust Indenture Act of 1939 (TIA), breach of contract, breach of fiduciary duty and negligence based on DBNTC and DBTCA’s alleged failure to perform their duties as trustees for the trusts. Plaintiffs subsequently dismissed their state court complaint and filed a derivative and class action complaint in the U.S. District Court for the Southern District of New York on behalf of and for the benefit of 564 private-label RMBS trusts, which substantially overlapped with the trusts at issue in the state court action. The complaint alleges that the trusts at issue have suffered total realized collateral losses of U.S. $89.4 billion, but the complaint does not include a demand for money damages in a sum certain. DBNTC and DBTCA filed a motion to dismiss, and on January 19, 2016, the court partially granted the motion on procedural grounds: as to the 500 trusts that are governed by Pooling and Servicing Agreements, the court declined to exercise jurisdiction. The court did not rule on substantive defenses asserted in the motion to dismiss as to the 64 trusts formed under indentures for which it retained jurisdiction. Instead, the court ordered plaintiffs to file an amended complaint as to those indenture trusts. On February 23, 2016, plaintiffs filed an amended complaint as to 62 of the 64 indenture trusts included in the original U.S. District Court complaint. DBNTC and DBTCA will have an opportunity to file new defensive motions with respect to this amended complaint. It is anticipated that plaintiffs will, in the near future, file a new state court complaint as to some or all of the 500 trusts governed by Pooling and Servicing Agreements which were dismissed from the U.S. District Court action. On December 30, 2015, IKB International, S.A. and IKB Deutsche Industriebank A.G. filed a Summons With Notice in New York state court naming as defendants DBNTC and DBTCA, as trustees of 37 RMBS trusts (the “IKB Action”). The claims in the IKB Action appear to be substantively similar to the SDNY Action. The IKB Action is not styled as a putative class action, but may attempt to bring derivative claims on behalf of the named RMBS Trusts. DBTCA intends to vigorously defend the IKB Action. DBTCA has no pending legal proceedings (including, based on DBTCA’s present evaluation, the litigation disclosed in this paragraph) that would materially affect its ability to perform its duties as trustee on behalf of the trust identified on the cover of this Form 10-K. Such trust is not a party to this litigation.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	List of Documents Filed as Part of this Annual Report on Form 10-K

(1)	Not applicable.

(2)	Not applicable.

(3)	See Item 15 (b) below.

(b)	Exhibits Required by Item 601 of Regulation S-K

EXHIBIT	DESCRIPTION

4.1	Indenture dated as of November 14, 2013 among SLM Student Loan Trust 2013-6, Deutsche Bank National Trust Company, as indenture trustee, and Deutsche Bank Trust Company Americas, as eligible lender trustee, which is incorporated by reference from Exhibit 4.8 of the Current Report on Form 8-K of the registrant, as filed with the Commission on November 14, 2013, with a file number of 333-166301-16.

10.1	Indenture dated as of November 14, 2013 among SLM Student Loan Trust 2013-6, Deutsche Bank National Trust Company, as indenture trustee, and Deutsche Bank Trust Company Americas, as eligible lender trustee, which is incorporated by reference from Exhibit 4.8 of the Current Report on Form 8-K of the registrant, as filed with the Commission on November 14, 2013, with a file number of 333-166301-16.

10.2	Servicing Agreement dated as of November 14, 2013 among SLM Student Loan Trust 2013-6, Deutsche Bank National Trust Company, as indenture trustee, Deutsche Bank Trust Company Americas, as eligible lender trustee, and Navient Solutions, Inc., as servicer and as administrator, which is incorporated by reference from Exhibit 99.9 of the Current Report on Form 8-K of the registrant, as filed with the Commission on November 14, 2013, with a file number of 333-166301-16.

10.3	Administration Agreement dated as of November 14, 2013 among SLM Student Loan Trust 2013-6, Deutsche Bank National Trust Company, as indenture trustee, Deutsche Bank Trust Company Americas, as eligible lender trustee, Navient Funding, LLC, as depositor, and Navient Solutions, Inc., as servicer and as administrator, which is incorporated by reference from Exhibit 99.8 of the Current Report on Form 8-K of the registrant, as filed with the Commission on November 14, 2013, with a file number of 333-166301-16.

31.1	Rule 13a-14(d)/15d-14(d) Certification. (Section 302 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Navient Solutions, Inc., as Servicer and Administrator, as of and for the year ended December 31, 2015.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Deutsche Bank National Trust Company, as Indenture Trustee, as of and for the year ended December 31, 2015.

34.1	Independent Accountants’ Attestation Report concerning servicing activities of Navient Solutions, Inc., as Servicer and Administrator, as of and for the year ended December 31, 2015.

34.2	Independent Accountants’ Attestation Report concerning servicing activities of Deutsche Bank National Trust Company, as Indenture Trustee, as of and for the year ended December 31, 2015.

35.1	Statement of Compliance of Navient Solutions, Inc., as Servicer and Administrator for the year ended December 31, 2015.

(c)	Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed, on its behalf by the undersigned hereunto duly authorized.

Dated: March 30, 2016	NAVIENT FUNDING, LLC, the Depositor for itself as Registrant and on behalf of SLM Student Loan Trust 2013-6

	By:	/s/ SOMSAK CHIVAVIBUL
		Name:	Somsak Chivavibul
		Title:	President and Chief Financial Officer (Senior Securitization Officer)

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

INDEX TO EXHIBITS

Exhibit Number	Exhibit

4.1	Indenture dated as of November 14, 2013 among SLM Student Loan Trust 2013-6, Deutsche Bank National Trust Company, as indenture trustee, and Deutsche Bank Trust Company Americas, as eligible lender trustee, which is incorporated by reference from Exhibit 4.8 of the Current Report on Form 8-K of the registrant, as filed with the Commission on November 14, 2013, with a file number of 333-166301-16.

10.1	Indenture dated as of November 14, 2013 among SLM Student Loan Trust 2013-6, Deutsche Bank National Trust Company, as indenture trustee, and Deutsche Bank Trust Company Americas, as eligible lender trustee, which is incorporated by reference from Exhibit 4.8 of the Current Report on Form 8-K of the registrant, as filed with the Commission on November 14, 2013, with a file number of 333-166301-16.

10.2	Servicing Agreement dated as of November 14, 2013 among SLM Student Loan Trust 2013-6, Deutsche Bank National Trust Company, as indenture trustee, Deutsche Bank Trust Company Americas, as eligible lender trustee, and Navient Solutions, Inc., as servicer and as administrator, which is incorporated by reference from Exhibit 99.9 of the Current Report on Form 8-K of the registrant, as filed with the Commission on November 14, 2013, with a file number of 333-166301-16.

10.3	Administration Agreement dated as of November 14, 2013 among SLM Student Loan Trust 2013-6, Deutsche Bank National Trust Company, as indenture trustee, Deutsche Bank Trust Company Americas, as eligible lender trustee, Navient Funding, LLC, as depositor, and Navient Solutions, Inc., as servicer and as administrator, which is incorporated by reference from Exhibit 99.8 of the Current Report on Form 8-K of the registrant, as filed with the Commission on November 14, 2013, with a file number of 333-166301-16.

31.1	Rule 13a-14(d)/15d-14(d) Certification. (Section 302 Certification).

33.1	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Navient Solutions, Inc., as Servicer and Administrator, as of and for the year ended December 31, 2015.

33.2	Report on Assessment of Compliance with Servicing Criteria concerning servicing activities of Deutsche Bank National Trust Company, as Indenture Trustee, as of and for the year ended December 31, 2015.

34.1	Independent Accountants’ Attestation Report concerning servicing activities of Navient Solutions, Inc., as Servicer and Administrator, as of and for the year ended December 31, 2015.

34.2	Independent Accountants’ Attestation Report concerning servicing activities of Deutsche Bank National Trust Company, as Indenture Trustee, as of and for the year ended December 31, 2015.

35.1	Statement of Compliance of Navient Solutions, Inc., as Servicer and Administrator for the year ended December 31, 2015.